Form 10-K
period 2008-12-31
PHH MORTGAGE TRUST, SERIES 2008-CIM2
filed 2009-03-24
CIK 1440463

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2008

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-132765-02

      PHH Mortgage Trust, Series 2008-CIM2
      (exact name of issuing entity as specified in its charter)

      Credit Suisse First Boston Mortgage Acceptance Corp.
      (exact name of the depositor as specified in its charter)

      Chimera Investment Corporation
      (exact name of the sponsor as specified in its charter)



  New York                                N/A
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   X

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

None.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

PHH Mortgage Corporation (the "Asserting Party") has assessed its compliance with the Servicing Criteria as of December 31, 2008 and has concluded that the Asserting Party has complied, in all material respects, with the Servicing Criteria with respect to the Platform taken as a whole, in all material respects, except for as discussed below:

Standard                        Description
1122(d)(4)(iii)         The Asserting Party has not instituted policies and
                        procedures to ensure any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements. During the year ended December 31, 2008, the Asserting Party could not provide documentation to support that certain removals to asset pools made outside of the timelines established in the applicable transaction agreements were appropriately approved.

The occurrences identified were due to unprecedented volume of repurchase demands received during the past year. Staffing adjustments have been made in order to meet the contractual time frames per the transaction agreements. PHH Mortgage Corporation has also implemented weekly status reports. These reports allow for better management of the outstanding repurchase demands. To further supplement the management of the repurchase demands the Asserting Party has recently instituted that formal responses be provided to an investor within thirty days of receipt of the demand.

1122(d)(4)(x)(B)        The Asserting Party did not pay, or credit, interest on
                        funds held in trust to certain obligors in accordance with state laws.

All loans were reviewed and corrective action taken in January 2009. In addition, periodic monitoring/detection reports have been created as well as additional system security measures implemented to ensure on-going compliance.

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, PHH Mortgage Corporation Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that PHH Mortgage Corporation was required to address under the terms of the related Servicing Agreement. PHH Mortgage Corporation has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer Compliance Statement provided under Item 1123 of Regulation AB, because PHH Mortgage Corporation asserts that those items are not applicable to PHH Mortgage Corporation.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) THE INDENTURE, dated as of July 25, 2008 by and among PHH MORTGAGE TRUST, SERIES 2008-CIM2, as issuer (the "Issuer"), WELLS FARGO BANK, N.A., as securities administrator ( the "Securities Administrator"), and HSBC BANK USA, NATIONAL ASSOCIATION, as indenture trustee (the "Indenture Trustee"). (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the issuing entity, as filed with the Securities and Exchange Commission on August 8, 2008 as File No. 333-132765-02, Film No. 081002573, CIK No. 0001440463).

  (4.2) THE SALE AND SERVICING AGREEMENT, dated as of July 1, 2008 by and among PHH MORTGAGE TRUST, SERIES 2008-CIM2, a Delaware statutory trust, as issuer (the "Issuer"), CREDIT SUISSE FIRST BOSTON MORTGAGE ACCEPTANCE CORP., a Delaware corporation, as depositor (the "Depositor"), CHIMERA INVESTMENT CORPORATION, a Maryland corporation, as seller (the "Seller"), WELLS FARGO BANK, N.A., a national banking association, as master servicer (in such capacity, the "Master Servicer") and as securities administrator (in such capacity, the "Securities Administrator"), and HSBC BANK USA, NATIONAL ASSOCIATION, a national banking association, as indenture trustee (the "Indenture Trustee"). (incorporated herein by reference from Exhibit 4.2 of the Current Report on Form 8-K of the issuing entity, as filed with the Securities and Exchange Commission on August 8, 2008 as File No. 333-132765-02, Film No. 081002573, CIK No. 0001440463).

  (10) Incorporated by reference as Exhibit (4).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 PHH Mortgage Corporation as Servicer
    33.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.3 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 PHH Mortgage Corporation as Servicer
    34.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.3 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 PHH Mortgage Corporation as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   PHH Mortgage Trust, Series 2008-CIM2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Kristen Ann Cronin
   Kristen Ann Cronin, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 20, 2009



  Exhibit Index

  Exhibit No.


   (4.1) THE INDENTURE, dated as of July 25, 2008 by and among PHH MORTGAGE TRUST, SERIES 2008-CIM2, as issuer (the "Issuer"), WELLS FARGO BANK, N.A., as securities administrator ( the "Securities Administrator"), and HSBC BANK USA, NATIONAL ASSOCIATION, as indenture trustee (the "Indenture Trustee"). (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the issuing entity, as filed with the Securities and Exchange Commission on August 8, 2008 as File No. 333-132765-02, Film No. 081002573, CIK No. 0001440463).

   (4.2) THE SALE AND SERVICING AGREEMENT, dated as of July 1, 2008 by and among PHH MORTGAGE TRUST, SERIES 2008-CIM2, a Delaware statutory trust, as issuer (the "Issuer"), CREDIT SUISSE FIRST BOSTON MORTGAGE ACCEPTANCE CORP.,
    a Delaware corporation, as depositor (the "Depositor"), CHIMERA INVESTMENT CORPORATION, a Maryland corporation, as seller (the "Seller"), WELLS FARGO BANK, N.A., a national banking association, as master servicer (in such capacity, the "Master Servicer") and as securities administrator (in such capacity, the "Securities Administrator"), and HSBC BANK USA, NATIONAL ASSOCIATION, a national banking association, as indenture trustee (the "Indenture Trustee"). (incorporated herein by reference from Exhibit 4.2 of the Current Report on Form 8-K of the issuing entity, as filed with the Securities and Exchange Commission on August 8, 2008 as File No. 333-132765-02, Film No. 081002573, CIK No. 0001440463).

   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 PHH Mortgage Corporation as Servicer
    33.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.3 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 PHH Mortgage Corporation as Servicer
    34.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.3 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 PHH Mortgage Corporation as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
